Form 10QSB
period 2007-03-31
Silver Bell Resources Inc.
filed 2007-06-20
CIK 1369911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarter ended March 31, 2007

Commission File No. 333-136293

SILVER BELL RESOURCES INC.

 (Exact name of small business issuer as specified in its charter)

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

Yes [X]  No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2of the Securities Exchange Act of 1934)

Yes [ ]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of the issuer’s common stock outstanding with a par value of $0.001 per share as of June 19, 2007:

5,000,000 common shares

 FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this quarterly report may contain forward-looking statements.  This information may involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “plan,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This quarterly report contains forward-looking statements, many assuming that the Company secures adequate financing and is able to continue as a going concern, including statements regarding, among other things: (a) no sales to date and profitability; (b) our growth strategies; (c) anticipated trends in our industry; (d) our future financing plans; (e) our anticipated needs for working capital; (f) changes in environmental laws; (g) problems regarding availability of labor, materials, and equipment once production commences; (h) failure of the flotation plant to process or operate in accordance with specifications, including expected throughput, which could prevent the project from producing commercially viable output, if and when production commences;  (i) our lack of necessary financial resources to complete development of the mineral properties, successfully explore, mine and fund our other capital commitments; (j) our ability to seek out and acquire other high quality copper properties; (k) the volatility of copper and other metal prices and the impact of any hedging activities, including margin limits and calls (l) between actual and estimated reserves, and between actual and estimated metallurgical recoveries, mining operational risk; (m) discrepancies between actual and estimated production; (n) speculative nature of copper exploration, dilution, and competition;  (o) loss of key employees; and (p) defective title to mineral claims or property.  These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this quarterly report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this quarterly report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this quarterly report will in fact occur.  In addition to the information expressly required to be included in this quarterly report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

PART I – FINANCIAL INFORMATIOIN

Item 1.

Financial Statements

Item 2.

Management Discussion and Analysis or Plan of Operations

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

Employees and Consultants

We currently contract out all work to third parties and consultants so the Company does not have any full time employees at present. As of March 31, 2007, we had no employees.  Our employees would not be covered by labor union contracts or collective bargaining agreements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007

Sales

No marketing has been undertaken as the Company has generated no revenue from operations to date. The Company has no customers as the Company has generated no revenue from operations to date.

General and Administrative Expenses

The Company has spent $18,097 in general and administrative expenses for the first quarter ended March 31, 2007.

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

Acquisition costs	$ 10,000
Balance, April 30,2007	$ 10,000

The Company paid $10,000 for this interest, subject to a 3% Net Smelter Return royalty of which the Company may, at any time, purchase up to 1.5% of the Net Smelter Return royalty by paying the vendor the sum of $1,000,000.

Other Income and Expenses

None

Subsequent Events

None

Liquidity and Capital Resources

To date we have incurred significant net losses.  The net loss for the three months ended March 31, 2007 was $18,097 and the accumulated deficit as at March 31, 2007 was $132,626.  The Company has no current operations and is currently looking to locate and consummate a merger or acquisition with an operating entity. These factors raise substantial doubt about our ability to continue as a going concern.  We anticipate that we may continue to incur significant operating losses for the foreseeable future.  There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

The Company has financed operations through amounts from an unrelated party without interest and with no terms for repayment.

Off-Balance Sheet Arrangements

None

Employees and Consultants

We currently contract out all work to third parties and consultants so the Company does not have any full time employees at present. As of March 31, 2007 we had no employees.  Our employees would not be covered by labour union contracts or collective bargaining agreements.

MINERAL PROPERTY

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

Basic loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be anti-dilutive, and there are no common stock equivalents at March 31, 2007.

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

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The Company's financial statements as of and for the three months ended March 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the three months ended March 31, 2007 was $Nil.

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

For the three months ended March 31, 2007, all operations took place in British Columbia, Canada.

(k)

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”

At March 31, 2007, the Company had no revenues to report.

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

The adoption of this new pronouncement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Item 3.

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

Limited Operating History

Silver Bell Resources Inc. has a limited operating history upon which an evaluation of its business and prospects can be based.  There can be no assurance that an investment in our Company shall be profitable or that we will realize revenue or be profitable on a quarterly or quarterly basis.  In addition, any plans to increase our operating expenses to further develop our operations and increase our administration resources will require capital.  A relatively high percentage of our expenses will be typically fixed in the short term as our expense levels are based, in part, on its expectations of future revenue.  To the extent that such expenses precede or are not subsequently followed by increased revenue, our business, financial condition, operating results, and cash flows would be materially adversely affected.  Management believes that period-to-period comparisons of financial results are not necessarily meaningful at this stage and should not be relied upon as an indication of future performance.

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

The Company’s management will take certain precautions to mitigate these risks; however, in spite of these precautions, circumstances could arise that result in a significant increase in operating costs or cause the Company to incur potential liabilities, which could have a material adverse effect on its financial position.

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

Laws and regulations involving the protection and remediation of the environment are constantly changing and generally are becoming more restrictive.  The Company expects to make significant expenditures in the future to comply with such laws and regulations. It is possible that costs and delays in complying with such regulations could adversely affect the Company's development and mining plan or any potential expansion of that plan.

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

LEGAL PROCEEDINGS

None

CURRENT OFFICERS AND DIRECTORS

The following table lists the Executive Officers and Directors of the Company:

NAME	AGE	POSITION	DIRECTOR SINCE

Kelly Fielder	38	President, CEO, and Director	March 11, 2007

Mr. Kelly Fielder, President and CEO

Kelly Fielder has been chief executive officer and director of Sharps Elimination Technologies, Inc. (SETI), a Washington registered corporation, based in Denver, Colorado since its inception in September 1998. SETI has been federally assigned the licenses for hypodermic needle incinerators trademarked under the brand name of Needle-Ease®. The products have received approval from the United States Food and Drug Administration (FDA) and received patents from the US Patent Office.  Prior to 1998, Fielder was an executive officer with Lam Pharmaceuticals Corp., a company that was incorporated in order to commercialize a new approach to a drug delivery system of medications offering patients better treatment of pain as well as cost savings. In 1995, Mr. Fielder was managing director of IRG Services Ltd., a Vancouver, British Columbia-based company established to provide primary and secondary financing opportunities to mid-cap companies pursuing either an Initial Public Offering or a corporate recapitalization. Mr. Fielder studied business administration and history at Simon Fraser University in British Columbia.

PART II – OTHER INFORMATION

Item 6.

Exhibits

The following exhibits are provided for this Quarterly Report:

1.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

1.2

Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 19, 2007	Silver Bell Resources Inc.
Signed:	"Kelly Fielder"
Name:	Kelly Fielder
Title:	President, CEO